Form 10-Q
period 2026-09-30
Everforth Inc
filed 2026-10-30
CIK 890564

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
 ☐ Yes ☒ No

At October 23, 2026, the total number of outstanding shares of the Common Stock of Everforth, Inc. (the "Company") ($0.01 par value) was 41.1 million.

EVERFORTH, INC. AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Item 1 — Condensed Consolidated Financial Statements (Unaudited)

EVERFORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in millions, except share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$147.5	$161.2
Accounts receivable, net	785.6	674.4
Other current assets	62.7	80.6
Total current assets	995.8	916.2
Property and equipment, net	78.6	84.5
Identifiable intangible assets, net	578.3	453.8
Goodwill	2,280.3	2,143.2
Other non-current assets	89.3	79.6
Total assets	$4,022.3	$3,677.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66.3	$47.2
Accrued payroll	251.9	231.4
Other current liabilities	149.1	145.7
Total current liabilities	467.3	424.3
Long-term debt	1,391.0	1,169.4
Deferred income tax liabilities	275.1	237.3
Other long-term liabilities	44.9	42.3
Total liabilities	2,178.3	1,873.3
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value; 1.0 million shares authorized; no shares issued	—	—
Common stock, $0.01 par value; 75.0 million shares authorized; 41.1 million and 41.7 million shares outstanding at September 30, 2026 and December 31, 2025, respectively.	0.4	0.4
Paid-in capital	741.8	713.5
Retained earnings	1,105.3	1,091.7
Accumulated other comprehensive loss	(3.5)	(1.6)
Total stockholders’ equity	1,844.0	1,804.0
Total liabilities and stockholders’ equity	$4,022.3	$3,677.3

See notes to condensed consolidated financial statements.

EVERFORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Unaudited)
(in millions, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues	$1,031.4	$1,011.4	$3,006.7	$3,000.3
Costs of services	739.8	714.5	2,163.9	2,134.7
Gross profit	291.6	296.9	842.8	865.6
Selling, general, and administrative expenses	217.7	212.2	668.3	643.5
Amortization of intangible assets	17.3	16.8	49.1	48.0
Operating income	56.6	67.9	125.4	174.1
Interest expense, net	(20.2)	(17.4)	(57.7)	(51.0)
Income before income taxes	36.4	50.5	67.7	123.1
Provision for income taxes	13.3	12.4	24.9	34.8
Net income	$23.1	$38.1	$42.8	$88.3

Earnings per share:
Basic	$0.56	$0.88	$1.04	$2.02
Diluted	$0.56	$0.87	$1.04	$2.01

Shares and share equivalents used to calculate earnings per share:
Basic	41.0	43.5	41.1	43.7
Diluted	41.1	43.7	41.2	43.9

Reconciliation of net income to comprehensive income:
Net income	$23.1	$38.1	$42.8	$88.3
Foreign currency translation adjustment	(0.4)	(0.4)	(1.9)	3.0
Comprehensive income	$22.7	$37.7	$40.9	$91.3

 See notes to condensed consolidated financial statements.

EVERFORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)
(in millions)

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Three Months Ended September 30, 2026
Balance at June 30, 2026	40.9	$0.4	$725.6	$1,082.2	$(3.1)	$1,805.1
Stock-based compensation expense	—	—	12.5	—	—	12.5
Issuances under equity plans	0.2	—	4.1	—	—	4.1
Tax withholding on restricted stock vesting	—	—	(0.4)	—	—	(0.4)
Other	—	—	—	—	(0.4)	(0.4)
Net income	—	—	—	23.1	—	23.1
Balance at September 30, 2026	41.1	$0.4	$741.8	$1,105.3	$(3.5)	$1,844.0

Three Months Ended September 30, 2025
Balance at June 30, 2025	43.8	$0.4	$727.1	$1,100.9	$(1.6)	$1,826.8
Stock-based compensation expense	—	—	11.1	—	—	11.1
Issuances under equity plans	0.3	—	5.5	—	—	5.5
Tax withholding on restricted stock vesting	—	—	(0.8)	—	—	(0.8)
Stock repurchase and retirement of shares	(1.0)	—	(15.4)	(31.8)	—	(47.2)
Other	—	—	—	—	(0.4)	(0.4)
Net income	—	—	—	38.1	—	38.1
Balance at September 30, 2025	43.1	$0.4	$727.5	$1,107.2	$(2.0)	$1,833.1

	Common Stock		Paid-in Capital	Retained Earnings	Other	Total
	Shares	Par Value
Nine Months Ended September 30, 2026
Balance at December 31, 2025	41.7	$0.4	$713.5	$1,091.7	$(1.6)	$1,804.0
Stock-based compensation expense	—	—	42.2	—	—	42.2
Issuances under equity plans	0.6	—	11.0	—	—	11.0
Tax withholding on restricted stock vesting	—	—	(4.2)	—	—	(4.2)
Stock repurchase and retirement of shares	(1.2)	—	(20.7)	(29.2)	—	(49.9)
Other	—	—	—	—	(1.9)	(1.9)
Net income	—	—	—	42.8	—	42.8
Balance at September 30, 2026	41.1	$0.4	$741.8	$1,105.3	$(3.5)	$1,844.0

Nine Months Ended September 30, 2025
Balance at December 31, 2024	43.8	$0.4	$684.2	$1,097.1	$(5.0)	$1,776.7
Stock-based compensation expense	—	—	36.8	—	—	36.8
Issuances under equity plans	0.5	—	14.2	—	—	14.2
Tax withholding on restricted stock vesting	—	—	(7.8)	—	—	(7.8)
Stock repurchase and retirement of shares	(1.7)	—	(28.6)	(78.2)	—	(106.8)
Acquisition	0.5	—	28.7	—	—	28.7
Other	—	—	—	—	3.0	3.0
Net income	—	—	—	88.3	—	88.3
Balance at September 30, 2025	43.1	$0.4	$727.5	$1,107.2	$(2.0)	$1,833.1

See notes to condensed consolidated financial statements.

EVERFORTH, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

	Nine Months Ended
	September 30,
	2026	2025
Cash Flows from Operating Activities
Net income	$42.8	$88.3
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and depreciation	88.1	83.6
Stock-based compensation	42.2	36.8
Other	5.8	9.2
Changes in operating assets and liabilities:
Accounts receivable	(92.5)	(38.5)
Prepaid expenses and income taxes	2.1	(0.8)
Accounts payable	21.4	11.6
Accrued payroll	13.7	27.2
Income taxes payable	13.4	27.2
Other	(7.6)	(19.0)
Net cash provided by operating activities	129.4	225.6
Cash Flows from Investing Activities
Cash paid for property and equipment	(27.5)	(31.2)
Cash paid for acquisitions, net of cash acquired	(283.6)	(306.1)
Net cash used in investing activities	(311.1)	(337.3)
Cash Flows from Financing Activities
Proceeds from long-term debt	500.0	365.0
Principal payments of long-term debt	(283.3)	(230.4)
Debt issuance and amendment costs	(2.7)	—
Proceeds from employee stock purchase plan	11.0	14.2
Repurchase of common stock	(50.5)	(105.9)
Payment of employment taxes related to release of restricted stock awards	(4.2)	(7.8)
Other	(1.5)	(3.3)
Net cash provided by financing activities	168.8	31.8
Effect of exchange rate changes on cash and cash equivalents	(0.8)	1.2
Net decrease in Cash and Cash Equivalents	(13.7)	(78.7)
Cash and Cash Equivalents at Beginning of Year	161.2	205.2
Cash and Cash Equivalents at End of Period	$147.5	$126.5

Supplemental Disclosure of Cash Flow Information
Cash paid for —
Income taxes, net of refunds received	$2.7	$6.6
Interest	$49.5	$44.3
Operating leases	$19.5	$18.5
Noncash transactions —
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$18.9	$14.7

See notes to condensed consolidated financial statements.

EVERFORTH, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. General

Business Description — On April 24, 2026, the Company changed its name to Everforth, Inc. from ASGN Incorporated. Everforth, Inc. and its subsidiaries ("Everforth" or the "Company") is a technology and digital engineering company that helps organizations adapt, innovate, and thrive in a world of constant change. The Company's six solution areas – AI and data, cloud and infrastructure, application and digital engineering, experience, cybersecurity, and enterprise platforms – accelerate time to value for our commercial and federal clients. Everforth provides these solutions across two segments (see Note 9. Segment Reporting). The Commercial Segment, which is the largest segment, provides IT solutions to Fortune 1000 and large mid-market clients across five industries: (i) Consumer and Industrial, (ii) Technology, Media, and Telecom ("TMT"), (iii) Financial Services, (iv) Healthcare, and (v) Business Services. The Federal Government Segment provides advanced IT solutions to the following four customer types: (i) Defense and Intelligence, (ii) National Security, (iii) Federal Civilian, and (iv) other clients.

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

2. Balance Sheet Details

The table below presents selected balance sheet account balances (in millions):

	September 30, 2026	December 31, 2025
Other current assets:
Prepaid expenses and income taxes	$46.3	$46.9
Deferred compensation plan assets	—	19.1
Other	16.4	14.6
	$62.7	$80.6

Other non-current assets:
Operating lease right-of-use assets	$60.4	$58.0
Other	28.9	21.6
	$89.3	$79.6

Other current liabilities:
Operating lease liabilities	$22.2	$21.0
Contract liabilities	34.9	26.2
Deferred compensation plan liabilities	—	19.1
Income taxes payable	15.5	2.1
Other	76.5	77.3
	$149.1	$145.7

Other long-term liabilities:
Operating lease liabilities	$41.8	$41.5
Other	3.1	0.8
	$44.9	$42.3

In the second quarter of 2025, the Company terminated its deferred compensation plan ("DCP"). As of September 30, 2026, all remaining participant account balances had been distributed.

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
__________
None of the Quinnox goodwill is tax-deductible.

4. Goodwill and Identifiable Intangible Assets

Goodwill by reportable segment is as follows (in millions):

	Commercial	Federal Government	Total
Balance as of December 31, 2024	$1,074.8	$818.3	$1,893.1
Acquisition of TopBloc	248.7	—	248.7
Translation adjustment	1.4	—	1.4
Balance as of December 31, 2025	1,324.9	818.3	2,143.2
Acquisition of Quinnox	137.4	—	137.4
Translation adjustment	(0.3)	—	(0.3)
Balance at September 30, 2026	$1,462.0	$818.3	$2,280.3
Acquired identifiable intangible assets consisted of the following (in millions):

		September 30, 2026			December 31, 2025
	Estimated Useful Life in Years	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Subject to amortization:
Customer and contractual relationships	6 - 13	$621.0	$351.2	$269.8	$447.4	$305.2	$142.2
Non-compete agreements	3 - 7	21.4	20.2	1.2	21.4	18.2	3.2
Internally developed software	3	4.4	2.3	2.1	4.4	1.2	3.2
		646.8	373.7	273.1	473.2	324.6	148.6
Not subject to amortization:
Trademarks		305.2	—	305.2	305.2	—	305.2
		$952.0	$373.7	$578.3	$778.4	$324.6	$453.8
Estimated future amortization expense is as follows (in millions):

Remainder of 2026	$17.3
2027	53.3
2028	36.1
2029	30.7
2030	25.0
Thereafter	110.7
$273.1

5. Long-Term Debt

Long-term debt consisted of the following (in millions):

	September 30, 2026	December 31, 2025
Senior Secured Credit Facility:
$600 million revolving credit facility, due 2031	$373.0	$45.0
Term loan A	—	98.8
Term loan B, due 2030	485.0	488.8
Unsecured Senior Notes, due 2028	541.0	550.0
	1,399.0	1,182.6
Unamortized deferred loan costs	(3.0)	(4.4)
Principal payments due in the next 12 months	(5.0)	(8.8)
Long-term debt	$1,391.0	$1,169.4
__________
The Company is required to make quarterly minimum principal payments on term loan B totaling $5.0 million annually until maturity. These payments are reflected in other current liabilities on the accompanying condensed consolidated balance sheets. Considering the annual required principal payments, $466.3 million will be due at maturity.

Senior Secured Credit Facility — In July 2026, the Company amended its revolving credit facility (the "facility”) to increase the revolving credit facility (the "revolver") from $500.0 million to $600.0 million and extend the maturity date from February 14, 2028 to July 7, 2031, subject to certain provisions. In connection with the amendment, proceeds from borrowings under the revolver were used to repay and terminate term loan A. Following the amendment, the facility consists of term loan B and the $600.0 million revolver.
At the Company's election, (i) term loan B bears interest at SOFR plus 1.75 percent, or the bank’s base rate plus 0.75 percent, and (ii) borrowings under the revolver bear interest at SOFR plus 1.75 to 2.75 percent, or the bank's base rate plus 0.75 to 1.75 percent. A commitment fee of 0.30 to 0.45 percent is payable on the undrawn portion of the revolver.
The facility is subject to various restrictive covenants, including a maximum ratio of senior secured debt to trailing-twelve-months of lender-defined consolidated EBITDA ("leverage ratio") of 3.75 to 1, which decreases to 3.50 to 1 beginning with the quarter ending June 30, 2027 and to 3.25 to 1 beginning with the quarter ending June 30, 2028. The leverage ratio was 2.12 to 1 at September 30, 2026. The facility is secured by substantially all of the Company's assets and at September 30, 2026, the Company was in compliance with its debt covenants.

Unsecured Senior Notes — In August 2026, the Company repurchased and retired $9.0 million principal amount of its unsecured senior notes due in 2028 in the open market at a discount of $0.2 million, resulting in $541.0 million outstanding at September 30, 2026. The notes bear interest at 4.625 percent payable semiannually in arrears on May 15 and November 15. These notes are unsecured obligations and are subordinate to the senior secured credit facility. These notes also contain certain customary limitations, including the Company's ability to incur additional indebtedness, engage in mergers and acquisitions, transfer or sell assets, and make certain distributions.

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

8. Earnings per Share

The following is a reconciliation of the number of shares and share equivalents used to calculate basic and diluted earnings per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$23.1	$38.1	$42.8	$88.3

Weighted-average number of common shares outstanding - basic	41.0	43.5	41.1	43.7
Dilutive effect of common share equivalents	0.1	0.2	0.1	0.2
Weighted-average number of common shares and share equivalents outstanding - diluted	41.1	43.7	41.2	43.9

Earnings per share:
Basic	$0.56	$0.88	$1.04	$2.02
Diluted	$0.56	$0.87	$1.04	$2.01

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

	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
	Commercial	Federal Government	Total	Commercial	Federal Government	Total
Revenues	$719.9	$311.5	$1,031.4	$2,097.1	$909.6	$3,006.7
Costs of services	489.9	249.9	739.8	1,433.0	730.9	2,163.9
Gross profit	230.0	61.6	291.6	664.1	178.7	842.8
Segment depreciation and other amortization	9.0	1.9	10.9	31.2	5.8	37.0
Other segment expenses	151.6	27.3	178.9	457.2	81.6	538.8
Segment SG&A expenses	160.6	29.2	189.8	488.4	87.4	575.8
Amortization of intangible assets	11.6	5.7	17.3	32.0	17.1	49.1
Segment operating income	57.8	26.7	84.5	143.7	74.2	217.9
Corporate SG&A expenses			27.9			92.5
Operating income			56.6			125.4
Interest expense, net			20.2			57.7
Income before taxes			36.4			67.7
Provision for income taxes			13.3			24.9
Net income			$23.1			$42.8

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Commercial	Federal Government	Total	Commercial	Federal Government	Total
Revenues	$711.3	$300.1	$1,011.4	$2,091.6	$908.7	$3,000.3
Costs of services	475.4	239.1	714.5	1,404.6	730.1	2,134.7
Gross profit	235.9	61.0	296.9	687.0	178.6	865.6
Segment depreciation and other amortization	10.2	1.4	11.6	28.2	4.4	32.6
Other segment expenses	147.3	27.9	175.2	442.6	86.2	528.8
Segment SG&A expenses	157.5	29.3	186.8	470.8	90.6	561.4
Amortization of intangible assets	10.5	6.3	16.8	28.8	19.2	48.0
Segment operating income	67.9	25.4	93.3	187.4	68.8	256.2
Corporate SG&A expenses			25.4			82.1
Operating income			67.9			174.1
Interest expense, net			17.4			51.0
Income before taxes			50.5			123.1
Provision for income taxes			12.4			34.8
Net income			$38.1			$88.3
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

In the three and nine months ended September 30, 2026, approximately 87 percent of Commercial Segment revenues were generated from time-and-materials ("T&M") contracts, with the remainder generated from firm-fixed-price contracts. Substantially all of its revenues in 2025 were generated from T&M contracts. Commercial segment revenues by industry are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Consumer and Industrial	$230.6	$236.0	$685.4	$685.3
Technology, Media, and Telecom	157.1	137.1	440.0	407.3
Financial Services	132.3	134.9	391.6	405.1
Healthcare	116.8	125.8	349.8	351.2
Business Services	83.1	77.5	230.3	242.7
	$719.9	$711.3	$2,097.1	$2,091.6
__________
The Company updated its revenue disaggregation for the Commercial Segment to reflect the evolution of the Company’s go-to market strategy, which is industry-focused. Prior‑period revenue disaggregation has been updated to conform to the current period presentation.

Federal Government Segment revenues by customer and contract type are as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Customer type:	2026	2025	2026	2025
Defense and Intelligence Agencies	$121.5	$130.7	$369.8	$395.8
National Security	99.8	80.7	278.6	242.1
Federal Civilian	61.5	57.1	167.4	176.9
Other	28.7	31.6	93.8	93.9
	$311.5	$300.1	$909.6	$908.7

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Contract type:	2026	2025	2026	2025
Firm-fixed-price	$94.7	$84.2	$268.2	$260.2
T&M	108.3	117.0	329.9	371.2
Cost reimbursable	108.5	98.9	311.5	277.3
	$311.5	$300.1	$909.6	$908.7

10. Fair Value Measurements

Recurring Fair Value Measurements — The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued payroll approximate their fair value based on their short-term nature.

Nonrecurring Fair Value Measurements — Certain assets, such as goodwill and trademarks, are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances, such as when there is evidence of impairment. There were no fair value adjustments for non-financial assets or liabilities during the nine months ended September 30, 2026.

The carrying amount of long-term debt recorded in the Company’s accompanying condensed consolidated balance sheet at September 30, 2026 was approximately $1.4 billion (see Note 5. Long-Term Debt) and its fair value was slightly less than the carrying value. The fair value for the term loan B and senior notes was determined using quoted prices in active markets for identical liabilities (Level 1 inputs). The carrying value of the revolving credit facility approximates its fair value.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Revenues

Consolidated revenues for the quarter were $1.0 billion, up 2.0 percent year-over-year. The table below shows our revenues by segment for the three months ended September 30, 2026 and 2025 (in millions).

				% of Total
	2026	2025	Change	2026	2025	Change
Commercial	$719.9	$711.3	1.2%	69.8%	70.3%	(0.5%)
Federal Government	311.5	300.1	3.8%	30.2%	29.7%	0.5%
Consolidated	$1,031.4	$1,011.4	2.0%	100.0%	100.0%

Commercial Segment revenues were approximately 70 percent of total revenues and were up 1.2 percent year-over-year. From an industry perspective, the increase was attributable to higher revenue from clients across TMT and Business Services, partially offset by lower revenue from clients in Healthcare, Consumer and Industrial, and Financial Services. Federal Government Segment revenues were approximately 30 percent of total revenues and were up 3.8 percent year-over-year. The increase was driven by higher revenue from National Security and Federal Civilian agencies, partially offset by lower revenue from Defense and Intelligence agencies, and other clients.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the three months ended September 30, 2026 and 2025 (in millions).

	Gross Profit			Gross Margin
	2026	2025	Change	2026	2025	Change
Commercial	$230.0	$235.9	(2.5%)	31.9%	33.2%	(1.3%)
Federal Government	61.6	61.0	1.0%	19.8%	20.3%	(0.5%)
Consolidated	$291.6	$296.9	(1.8%)	28.3%	29.4%	(1.1%)

Gross profit is comprised of revenues, less costs of services, which consist primarily of compensation for our contract professionals, other direct costs, and reimbursable out-of-pocket expenses.

Consolidated gross profit declined 1.8 percent year-over-year. Gross margin for the third quarter of 2026 was 28.3 percent, a compression of 110 basis points compared with the third quarter of 2025. Gross margin for the Commercial Segment was down 130 basis points year-over-year. Contributing to the compression was (i) a lower mix of high-margin permanent placement revenues, (ii) changes in foreign currency exchange rates primarily related to our delivery center in Mexico, and (iii) a shift in solutions mix, with stronger growth in certain cloud and infrastructure services that carry lower gross margins than other offerings in our portfolio. Gross margin for the Federal Government Segment was down 50 basis points year-over-year primarily due to an increase in revenues from cost reimbursable contracts which carry a lower margin than our other contract types.

Selling, General, and Administrative Expenses

Selling, general, and administrative ("SG&A") expenses consist primarily of compensation expense for our field operations and corporate staff, information systems, rent, public company expenses, and other general and administrative expenses. SG&A expenses were $217.7 million, compared with $212.2 million in the third quarter of 2025. SG&A expenses included $8.3 million in acquisition, integration, and strategic planning expenses, compared with $4.2 million in the third quarter of 2025.

Amortization of Intangible Assets

Amortization of intangible assets was $17.3 million, compared with $16.8 million in the third quarter of 2025. The increase relates to the effects of the Quinnox acquisition, partially offset by older intangibles reaching the end of their useful lives.

Interest Expense, Net

Interest expense, net, which consists primarily of cash-based interest expense, amortization and adjustments to deferred loan costs, and interest income, was $20.2 million, up from $17.4 million in the third quarter of 2025. The increase was due to higher outstanding borrowings. The weighted-average outstanding borrowings and cash-based interest rates in the third quarter of 2026 and 2025 were $1.45 billion and 5.3 percent, and $1.22 billion and 5.7 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $13.3 million, up from $12.4 million in the third quarter of 2025, despite lower income before income taxes. The effective tax rate was 36.5 percent, up from 24.6 percent in the third quarter of 2025. The increase in the effective tax rate reflects higher foreign income taxes, the non-renewal of the Work Opportunity Tax Credit ("WOTC"), and lower income before income taxes.

Net Income

Net income was $23.1 million, down from $38.1 million in the third quarter of 2025.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED WITH THE NINE MONTHS ENDED SEPTEMBER 30, 2025

Revenues

Revenues for the first nine months of the year were $3.0 billion, up 0.2 percent year-over-year. The table below shows our revenues by segment for the nine months ended September 30, 2026 and 2025 (in millions).

				% of Total
	2026	2025	Change	2026	2025	Change
Commercial	$2,097.1	$2,091.6	0.3%	69.7%	69.7%	—%
Federal Government	909.6	908.7	0.1%	30.3%	30.3%	—%
Consolidated	$3,006.7	$3,000.3	0.2%	100.0%	100.0%

Commercial Segment revenues were approximately 70 percent of total revenues and were stable year-over-year. Revenue growth in TMT more than offset declines in Business Services, Financial Services and Healthcare, while Consumer and Industrial remained relatively flat year-over-year. Federal Government Segment revenues were approximately 30 percent of total revenues and were also stable year-over-year. The increase was attributable to revenue increases from National Security agencies, offset by lower revenue from Defense and Intelligence and Federal Civilian agencies, and other clients.

Gross Profit and Gross Margin

The table below shows gross profit and gross margin by segment for the nine months ended September 30, 2026 and 2025 (in millions).

	Gross Profit			Gross Margin
	2026	2025	Change	2026	2025	Change
Commercial	$664.1	$687.0	(3.3%)	31.7%	32.8%	(1.1%)
Federal Government	178.7	178.6	0.1%	19.6%	19.7%	(0.1%)
Consolidated	$842.8	$865.6	(2.6%)	28.0%	28.9%	(0.9%)

Consolidated gross profit declined 2.6 percent year-over-year. Gross margin for the first nine months of 2026 was 28.0 percent, a compression of 90 basis points from the first nine months of 2025. Gross margin for the Commercial Segment was down 110 basis points year-over-year. Contributing to the compression was (i) a lower mix of high-margin permanent placement revenues, (ii) changes in foreign exchange rates primarily related to our delivery center in Mexico, and (iii) a shift in solutions mix, with stronger growth in certain cloud and infrastructure services that carry lower gross margins than other offerings in our portfolio. Gross margin for the Federal Government Segment was down 10 basis points year-over-year primarily due to an increase in revenues from cost reimbursable contracts, partially offset by focused efforts to improve profitability across the contract portfolio.

Selling, General, and Administrative Expenses

SG&A expenses were $668.3 million, compared with $643.5 million in the first nine months of 2025. SG&A expenses in the first nine months of 2026 included $30.9 million in acquisition, integration, and strategic planning expenses, compared with $15.8 million in the first nine months of 2025. The increase primarily relates to costs for strategic initiatives including updates to our go-to market strategy, outsourcing of certain back-office functions, and an enterprise resource planning system implementation.

Amortization of Intangible Assets

Amortization of intangible assets was $49.1 million, compared with $48.0 million in the first nine months of 2025. The increase relates to the effects of the Quinnox acquisition, partially offset by older intangibles that have reached the end of their useful lives.

Interest Expense, Net

Interest expense, net was $57.7 million, up from $51.0 million in the first nine months of 2025. The increase was due to higher outstanding borrowings. The weighted-average outstanding borrowings and cash-based interest rates in the first nine months of 2026 and 2025 were $1.41 billion and 5.3 percent, and $1.21 billion and 5.6 percent, respectively.

Provision for Income Taxes

The provision for income taxes was $24.9 million, down from $34.8 million in the first nine months of 2025 due to lower income before income taxes. The effective tax rate was 36.8 percent, up from 28.3 percent in the first nine months of 2025. The increase in the effective tax rate reflects higher foreign income taxes, the non-renewal of the WOTC, and lower income before income taxes.

Net Income

Net income was $42.8 million, down from $88.3 million in the first nine months of 2025.

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

	Three Months Ended		Trailing-Twelve-Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Book-to-Bill Ratio	0.9 to 1	1.0 to 1	1.1 to 1	1.2 to 1

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

	TTM Ended September 30,
(Dollars in millions)	2026	2025
New Contract Awards	$1,049.2	$1,158.6
Book-to-Bill Ratio	0.9 to 1	1.0 to 1

(Dollars in millions)	September 30, 2026	December 31, 2025	September 30, 2025
Funded Contract Backlog	$638.1	$492.9	$609.8
Negotiated Unfunded Contract Backlog	2,305.3	2,455.6	2,476.7
Contract Backlog	$2,943.4	$2,948.5	$3,086.5

Contract Backlog Coverage Ratio	2.5 to 1	2.5 to 1	2.6 to 1

Liquidity and Capital Resources

Our working capital, which is current assets less current liabilities, at September 30, 2026, was $528.5 million, and our cash and cash equivalents were $147.5 million. Our cash flows from operating activities have been our primary source of liquidity and have been sufficient to meet our working capital and capital expenditure needs. At September 30, 2026, we had approximately $227.0 million available under the $600.0 million revolving credit facility. We believe that our cash and cash equivalents on hand, expected operating cash flows, and availability under our revolving credit facility will be sufficient to fulfill our obligations, working capital requirements, and capital expenditures for the next 12 months and beyond.

Net cash provided by operating activities was $129.4 million for the first nine months of 2026, compared with $225.6 million in the same period of 2025. Net cash provided by operating activities before changes in operating assets and liabilities was $178.9 million, compared with $217.9 million in the same period of 2025. Changes in operating assets and liabilities resulted in net cash usage of $49.5 million for the first nine months of 2026, compared with net cash provided of $7.7 million in the same period of 2025. This year-over-year change primarily related to an increase in accounts receivable days sales outstanding in the first nine months of 2026.

Net cash used in investing activities for the first nine months of 2026 was $311.1 million, comprised of $283.6 million used to acquire Quinnox and $27.5 million used for capital expenditures. Net cash used in investing activities for the first nine months of 2025 was $337.3 million, comprised of $306.1 million used to acquire TopBloc and $31.2 million used for capital expenditures.

Net cash provided by financing activities was $168.8 million for the first nine months of 2026 and included net borrowings under the senior secured credit facility totaling $225.5 million, offset by $50.5 million used to repurchase the Company's common stock. Net cash provided by financing activities in the first nine months of the prior year was $31.8 million and included net borrowings under the senior secured credit facility totaling $134.6 million, offset by $105.9 million used to repurchase the Company's common stock.

For details on the (i) senior secured credit facility, comprised of a revolving credit facility, and term loan B, and (ii) unsecured senior notes, see Note 5. Long-Term Debt in Part I, Item 1 in this Quarterly Report on Form 10-Q.

Commitments and Contingencies — There have been no material changes to our contractual cash obligations from those described in our 2025 10-K.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements that significantly impact the Company.

Critical Accounting Policies

There were no material changes to our critical accounting policies and estimates during the third quarter of 2026 compared with those disclosed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2025 10-K.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Interest Rates — With respect to our quantitative and qualitative disclosures about interest rate risks, there have been no material changes to the information included in our 2025 10-K. Our exposure to interest rate risk is associated with our debt instruments. See Note 5. Long-Term Debt in Part I, Item 1 in this Quarterly Report on Form 10-Q for a further description of our debt instruments. A hypothetical 100-basis-point change in interest rates on variable-rate debt would have resulted in an interest expense fluctuation of approximately $8.6 million based on $858.0 million of debt outstanding for any 12-month period. We have not entered into any market risk sensitive instruments for trading purposes.

Foreign Currencies — Our exposure to fluctuations in foreign currency exchange rates relates primarily to our foreign subsidiaries. Exchange rates impact the U.S. dollar value of our reported revenues and earnings. During the nine months ended September 30, 2026, our foreign subsidiaries' revenues and costs of services were approximately two and six percent of the respective consolidated totals.

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

There were no changes in our internal controls over financial reporting that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds

On November 20, 2025, the Company announced that the Company's Board approved a new stock repurchase program under which the Company may repurchase $1.0 billion of its common stock and prior authorization amounts were cancelled. Under terms of the program, purchases can be made in the open market or under a Rule 10b5-1 trading plan. The stock repurchase program does not obligate the Company to acquire any particular amount of the Company's stock and may be suspended at any time at the Company's discretion. During the three months ended September 30, 2026, the Company did not repurchase any common stock and $922.5 million remained available for future repurchases under the program as of September 30, 2026.

During the three months ended September 30, 2026 and in connection with our stock-based compensation plans, 17,449 shares of our common stock with an aggregate value of $0.4 million were tendered by employees for payment of applicable statutory tax withholding.

Item 3 — Defaults Upon Senior Securities

None.

Item 4 — Mine Safety Disclosures

None.

Item 5 — Other Information

(c) During the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Everforth, Inc.

October 29, 2026	By:	/s/ Marie L. Perry
Marie L. Perry
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

October 29, 2026	By:	/s/ Rose L. Cunningham
Rose L. Cunningham
Vice President, Chief Accounting Officer and Controller